Form 10-Q
period 2017-07-31
Australian Formulated Corp
filed 2017-09-13
CIK 1697021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-216896

Australian Formulated Corporation

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1835143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11th Floor, Tung Tex Building, 203 Wai Yip Street,

Kwun Tong Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 2389-1232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]     Accelerated Filer [  ]     Non-accelerated Filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2017
Common Stock, $.0001 par value	61,030,000

2

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2017 AND JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of July 31, 2017	As of January 31, 2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,056	$63,431
Deposits, prepayments and other receivables	120,739	-
Trade receivables	637	150
Inventory on consignment	12,586	4,795
Inventory on hand	69,825	23,905
TOTAL ASSETS	381,843	92,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to related companies	6,698	5,161
Accrued expenses and other payables	12,535	9,106
Amount due to a director	2,930	1,097
TOTAL CURRENT LIABILITIES	22,163	15,364

NON-CURRENT LIABILITIES
Convertible notes payable	352,945	-
TOTAL LIABILITIES	375,108	15,364

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 61,030,000 shares as of July 31, 2017 and January 31, 2017	6,103	6,103
Additional paid-in capital	102,897	102,897
Accumulated deficit	(102,265)	(32,083)
TOTAL STOCKHOLDERS’ EQUITY	6,735	76,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,843	$92,281

See accompanying notes to condensed consolidated financial statements.

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2017 AND 2016

((Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended July 31,		For the three months ended July 31,
	2017	2016	2017	2016
REVENUE	$5,185	$-	$2,575	$-

COST OF REVENUE	(2,415)	-	(1,169)	-

GROSS PROFIT	2,770	-	1,406	-

SELLING AND DISTRIBUTION EXPENSES	(13,874)	-	(7,133)	-

GENERAL AND ADMINISTRATIVE EXPENSES	(59,079)	-	(34,573)	-

LOSS FROM OPERATIONS	(70,183)	-	(40,300)	-

INTEREST INCOME	1	-	1	-

LOSS BEFORE INCOME TAX	(70,182)	-	(40,299)	-

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(70,182)	$-	$(40,299)	$-

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	61,030,000	-	61,030,000	-

See accompanying notes to condensed consolidated financial statements.

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended July 31, 2017	For the six months ended July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,182)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	(120,739)	-
Trade receivables	(487)	-
Inventories on hand	(45,920)	-
Inventories on consignment	(7,791)	-
Amount due to related companies	1,537	-
Accrued liabilities, other payables and deposits received	3,429	-

Net cash used in operating activities	(240,153)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	352,945	-
Advances from directors	1,833	-
		-
Net cash provided from financing activities	354,778	-
		-
Effect of exchange rate changes on cash and cash equivalent	-	-
		-
Net increase in cash and cash equivalents	114,625	-
Cash and cash equivalents, beginning of period	63,431	-
		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$178,056	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

Australian Formulated Corporation was incorporated on August 4, 2016 under the laws of the state of Nevada.

The Company, through its following subsidiaries, mainly engages in retail of baby formula to consumers and wholesalers.

Company name	Place/date of incorporation	Principal activities

1. AFC ANS Baby Holdings Limited	Seychelles / January 6, 2017	Investment Holding

2. Australian Formulated Limited	Hong Kong / November 2, 2016	Wholesale of baby formula

We are a development-stage company with a fiscal year end of January 31. At this moment, we operate exclusively through our wholly owned subsidiaries AFC ANS Baby Holdings Limited and Australian Formulated Limited, and share the same business plan of our subsidiaries which is the sale of baby formula.

Australian Formulated Corporation and its subsidiaries are hereinafter referred to as the “Company”.

AFC ANS Baby Holdings Limited, incorporated in Seychelles, is an investment holding company with 100% equity interest in Australian Formulated Limited, a company incorporated in Hong Kong. On January 16, 2017, Australian Formulated Corporation was organized to be the holding company parent to, and succeed to the operations of AFC ANS Baby Holdings Limited. The former unit holder of AFC ANS Baby Holdings Limited became the unit holder of Australian Formulated Corporation and AFC ANS Baby Holdings Limited became a wholly-owned subsidiary of Australian Formulated Corporation. This transaction was accounted for as a transaction among entities under common control and the assets, liabilities, revenues and expenses of AFC ANS Baby Holdings Limited were carried over to and combined with Australian Formulated Corporation at historical cost, and as if the transfer occurred at the beginning of the period.

We have presented our financials on a combined basis from inception, August 4, 2016, because we, and our current subsidiaries, were and remain entities under common control of Mr. Lashan, director of Australian Formulated Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Australian Formulated Corporation and its subsidiaries for the period from February 1, 2017 to July 31, 2017 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted January 31 as its fiscal year end.

The method used to present a common-control transaction that results in a change in the reporting entity. The assets and liabilities and operations of the two businesses were combined at their historical carrying amounts, and all historical periods were adjusted as if the businesses had always been combined. In a common-control transaction, the receiving entity retrospectively adjusts its financial statements to include the transferred net assets and any related operations for all periods for which the entities or net assets were under common control. If the entities were not under common control for the entire period being reported on, the receiving entity’s financial statements are adjusted only retrospectively to the date on which the entities became under common control.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

The receiving entity recognizes the transferred net assets at their historical carrying amounts in the parent’s consolidated financial statements. No new goodwill is recognized. The carrying values of the transferred net assets are added to the carrying values of the receiving entity’s net assets. If the receiving entity and transferring entity applied different accounting principles and the transferred assets or liabilities are adjusted to reflect the method of accounting applied by the receiving entity, the change in accounting principle should be applied retroactively for all periods presented.

Also, ASC 805-50-45-2 states that the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. ASC 805-50-45-5 states, that the financial statements and financial information presented for prior years shall be retrospectively adjusted for periods during which the entities were under common control. We believe this applies in whole when the date of common control begins in a prior year; however, in the present case, the date of common control fell within the current period. Therefore, we believe that “prior year” is to be interpreted as prior to the date of common control and as such, only the financial information from and after the date of common control should be combined in any financial statements.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from supplies of baby formula is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the six months ended July 31, 2017.

Cost of revenue

Cost of revenue includes the purchase cost of manufactured goods for sale to customers. It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Rent and storage

Rent and storage associated with office room, storage and inbound and outbound delivery is expensed as incurred and included in general and administrative expenses.

As stipulated on the license agreement on November 2, 2016, the monthly rent and storage is $5,161. The rent and storage that was expensed as incurred for the six months ended July 31, 2017 was $30,968.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

General and administrative expenses

General and administrative expenses are primarily comprised of rent and storage, sales promotion, companies’ incorporation fee and bank charges.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve will be recorded to write down the cost of inventory to the estimated market value in case of slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. The Company retains full ownership of all consigned inventory until sold to third-party.

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Hong Kong. The Company is subject to tax in Hong Kong jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the Hong Kong tax authority.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles and Hong Kong maintains its books and record in United States Dollars (“US$”) and Hong Kong Dollars (“HK$”) respectively, and Hong Kong Dollars is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

As of and for the six months ended July 31, 2017

Year-end / average HK$ : US$1 exchange rate	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. INVENTORIES

Our current inventory of baby formulas is classified into three stages for a different stage in life.

Stage 1 is Infant Formula. Stage 2 is Follow On Formula. Stage 3 is Growing Up Formula.

Inventory balance as of July 31, 2017:

	Stage 1	Stage 2	Stage 3	Total
	$	$	$	$
Inventories held on hand	19,712	25,186	24,927	69,825
Inventories held on consignment	4,256	4,158	4,172	12,586
	23,968	29,344	29,099	82,411

The inventories held on hand and consignment as of July 31, 2017 was $69,825 and $12,586 respectively.

Inventory balance as of January 31, 2017:

	Stage 1	Stage 2	Stage 3	Total
	$	$	$	$
Inventories held on hand	4,340	9,807	9,758	23,905
Inventories held on consignment	1,659	1,582	1,554	4,795
	5,999	11,389	11,312	28,700

The inventories held on hand and consignment as of January 31, 2017 was $23,905 and $4,795 respectively.

4. ACCRUED EXPENSES AND OTHER PAYABLES

	As of July 31, 2017 (unaudited)	As of January 31, 2017 (audited)
Accrued audit fees	$5,700	$4,500
Accrued other expenses	6,835	4,606
Accrued expenses and other payables	$12,535	$9,106

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

5. AMOUNT DUE TO A DIRECTOR

As of July 31, 2017, one of the directors of the Company advanced $2,930 to the Company, which is unsecured, interest-free and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

6. AMOUNT DUE TO RELATED COMPANIES

As of July 31, 2017, the balance $6,698 represented an outstanding payable to two related companies, which are all owned by the Chief Executive Officer of the Company. An amount of labor cost of $1,807 was due to a related company while the rest was in connection with provision of rent and storage service for the Company. The rent and storage fee will be paid to the related company on a monthly basis for the monthly service of rent and storage and this service will last until December 31, 2017, the expiry date of the license agreement between the Company and the related company.

7. RELATED PARTY TRANSACTIONS

	Six months ended July 31, 2017	Six months ended July 31, 2016
Purchase of Inventory:
- Related Party A	$70,000	$-

Rent and Storage:
- Related Party B	$30,968	$-

The Chief Executive Officer (CEO) of related party A and B is the CEO and the director of the Company.

8. INCOME TAXES

For the six months ended July 31, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six months ended July 31, 2017	Six months ended July 31, 2016

Tax jurisdictions from:
- Local	$(9,617)	$-
- Foreign, representing
Seychelles	-	-
Hong Kong	(60,565)	-
Loss before income tax	$(70,182)	$-

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

The provision for income taxes consisted of the following:

	Six months ended July 31, 2017	Six months ended July 31, 2016
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2017, the operations in the United States of America incurred $18,430 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $6,451 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, AFC ANS Baby Holdings Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. AFC ANS Baby Holdings Limited did not do business in Seychelles from inception to July 31, 2017, and it does not intend to do business in Seychelles in the future.

Hong Kong

Australian Formulated Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the six months ended July 31, 2017, Australian Formulated Limited suffered from an operating loss of $60,565 for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $13,833 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2017 and January 31, 2017:

	As of July 31, 2017	As of January 31, 2017
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
-United States of America	$6,451	$3,085
-Hong Kong	13,833	3,840
	20,284	6,925
Less: valuation allowance	(20,284)	(6,925)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $20,284 as of July 31, 2017. During the six months ended July 31, 2017, the valuation allowance increased by $13,359, primarily relating to net operating loss carryforwards from the various tax regime.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

9. CONVERTIBLE NOTES

For the six months ended July 31, 2017, the Company received a total of $50,000 convertible promissory notes from accredited investors in Hong Kong, Malaysia and Australia. The conversion price of the convertible notes is $0.10 per share. In additional, the Company received a total of $302,945 of convertible promissory notes from accredited investors who resides in Hong Kong and Malaysia. The conversion price of the convertible notes is $0.20 per share. The Convertible Notes bear no interest with a maturity of two years.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the six months ended July 31, 2017, there were three customers who accounted for 10% or more of the Company’s revenues. The customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balance at period-end are presented as follows:

	Six months ended July 31, 2017
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$1,306	25%	$298
Customer B	710	14%	-
Customer C	596	11%	-
	$2,612	50%	$298

For the three months ended July 31, 2017, there were two customers who accounted for 10% or more of the Company’s revenues. The customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balance at period-end are presented as follows:

	Three months ended July 31, 2017
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$766	30%	$298
Customer B	454	18%	-
	$1,220	48%	$298

(b) Major vendors

For the six months ended July 31, 2017, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

For the three months ended July 31, 2017, there was one vendor who accounted for 100% of the Company’s cost of revenues with no accounts payable balance at period-end.

11. COMMITMENTS AND CONTINGENCIES

On November 2, 2016, the Company was granted a license from a related company in Hong Kong to use the office room, facilities and storage and delivery services for the operations of the Company. The license agreement will expire on December 2017, with an aggregate fixed monthly rent and storage of $5,161.

For six months ended July 31, 2017, the total rent and storage was $30,968 respectively.

As at July 31, 2017, the Company has the aggregate minimal rental and storage payments due in the next one year as follow.

Year ending July 31,
2018	$25,805

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2017 up through the date was the Company presented these unaudited condensed financial statements. During the period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.5, dated July 31, 2017, for the year ended January 31, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.5, dated July 31, 2017 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Australian Formulated Corporation was incorporated in the State of Nevada on August 4, 2016.At this time we operate exclusively through our wholly owned subsidiary, AFC ANS Baby Holdings Limited, and share the same business plan of our subsidiary which is the sale of infant baby powder.

Results of operations

For the Three months and Six Months ended July 31, 2017

Revenues

For the three months and six months ended July 31, 2017, the Company generated revenue in the amount of $2,575 and $5,185 respectively, which came from the sale of our baby formula.

Selling and Distribution Expenses

For the three months and six months ended July 31, 2017, we had selling and distribution expenses in the amount of $7,133 and $13,874 respectively, which was primarily comprised of sales promotion of baby formula.

General and Administrative Expenses

For the three months and six months ended July 31, 2017, we have had general and administrative expenses in the amount of $34,573 and $59,079 respectively, which was primarily comprised of rent and storage, salary and audit fee.

Net Loss

Our net loss for the three months and six months ended July 31, 2017 was $40,299 and $70,182 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

Net cash used in operating activities was $240,153 for the six months ended July 31, 2017. The cash used in operating activities were the result of our net loss attributable to marketing expenses, rent and storage, prepayment and purchase of inventory.

Cash Provided From Financing Activities

Net cash provided from financing activities was $354,778 for the six months ended July 31, 2017.

For the six months ended July 31, 2017, the Company issued 8 convertible promissory notes to 8 accredited investors in an aggregated principal amount of $352,945. The Convertible promissory notes bear no interest with a maturity of two years, due in 2019. The principal is payable in a lump sum at maturity. The conversion price of three notes are $0.10 per share, while the conversion price of remaining notes is $0.20 per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement and Issuance Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	March 27, 2017	March 26, 2019	3	$50,000	$0.10
	April 3, 2017	April 2, 2019	1	$10,000	$0.20
	May 17, 2017	May 16, 2019	1	$10,000	$0.20
	June 29, 2017	June 28, 2019	2	$280,645	$0.20
	July 14, 2017	July 13, 2019	1	$2,300	$0.20
Total	-	-	8	$352,945	-

In the event that the Company issues and sells shares of its Equity Securities to investors (the “Investors”) on or before the date of the prepayment in full of this Convertible Notes via equity financing resulting in gross proceeds to the Company of at least $800,000 (including the conversion of the Convertible Notes and other debt) (a “Qualified Financing”), then the unpaid principal balance of this Convertible Notes shall automatically convert in whole without any further action by the Holder into such Equity Securities. This offering will trigger automatic conversion of the Convertible Notes if the Company sells more than $800,000 of equity.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of convertible notes since the sales of the convertible notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Capital Expenditures

There are no capital expenditures for the six months periods ended July 31, 2017.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Hong Kong to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2017.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended July 31, 2017, the Company issued 8 convertible promissory notes to 8 accredited investors in an aggregated principal amount of $352,945. The Convertible promissory notes bear no interest with a maturity of two years, due in 2019. The principal is payable in a lump sum at maturity. The conversion price of three notes are $0.10 per share, while the conversion price of remaining notes is $0.20 per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

	Agreement and Issuance Date	Maturity Date	Number of investors	Principal Amount	Conversion price
	March 27, 2017	March 26, 2019	3	$50,000	$0.10
	April 3, 2017	April 2, 2019	1	$10,000	$0.20
	May 17, 2017	May 16, 2019	1	$10,000	$0.20
	June 29, 2017	June 28, 2019	2	$280,645	$0.20
	July 14, 2017	July 13, 2019	1	$2,300	$0.20
Total	-	-	8	$352,945	-

In the event that the Company issues and sells shares of its Equity Securities to investors (the “Investors”) on or before the date of the prepayment in full of this Convertible Notes via equity financing resulting in gross proceeds to the Company of at least $800,000 (including the conversion of the Convertible Notes and other debt) (a “Qualified Financing”), then the unpaid principal balance of this Convertible Notes shall automatically convert in whole without any further action by the Holder into such Equity Securities. This offering will trigger automatic conversion of the Convertible Notes if the Company sells more than $800,000 of equity.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of convertible notes since the sales of the convertible notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Australian Formulated Corporation
(Name of Registrant)

Date: September 13, 2017

	By:	/s/ Thomas Lashan
	Name: Title:	Thomas Lashan CEO, President, Secretary, Treasurer, Director

Date: September 13, 2017

	By:	/s/ Vasilios Lykouras
	Name: Title:	Vasilios Lykouras Director

