Form 10-Q
period 2017-10-31
Australian Formulated Corp
filed 2017-12-13
CIK 1697021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2017
Common Stock, $.0001 par value	61,030,000

2

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2017

AND JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31, 2017	As of January 31, 2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Inventory on hand	$87,233	$23,905
Inventory on consignment	15,273	4,795
Trade receivables	782	150
Deposits paid, prepayments and other receivables	213,857	-
Cash and cash equivalents	11,649	63,431
TOTAL ASSETS	328,794	92,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to related companies	10,315	5,161
Accrued expenses and other payables	9,935	9,106
Amount due to a director	1,097	1,097
TOTAL CURRENT LIABILITIES	21,347	15,364

NON-CURRENT LIABILITIES
Convertible notes payable	352,945	-
TOTAL LIABILITIES	374,292	15,364

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 61,030,000 shares as of October 31, 2017 and January 31, 2017	6,103	6,103
Additional paid-in capital	102,897	102,897
Accumulated deficit	(154,498)	(32,083)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(45,498)	76,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,794	$92,281

See accompanying notes to condensed consolidated financial statements.

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the nine months ended October 31,		For the three months ended October 31,
	2017	2016	2017	2016

REVENUE	$9,006	-	$3,821	-

COST OF REVENUE	(4,821)	-	(2,406)	-

GROSS PROFIT	4,185	-	1,415	-

SELLING AND DISTRIBUTION EXPENSES	(22,049)	-	(8,175)	-

GENERAL AND ADMINISTRATIVE EXPENSES	(104,553)	-	(45,474)	-

LOSS FROM OPERATIONS	(122,417)	-	(52,234)	-

INTEREST INCOME	2	-	1	-

LOSS BEFORE INCOME TAX	(122,415)	-	(52,233)	-

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(122,415)	-	$(52,233)	-

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	61,030,000	-	61,030,000	-

See accompanying notes to condensed consolidated financial statements.

AUSTRALIAN FORMULATED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the nine months ended October 31, 2017	For the nine months ended October 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,415)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(632)	-
Accrued liabilities, other payables and deposits received	829	-
Amount due to related companies	5,154
Inventories on hand	(63,328)	-
Inventories on consignment	(10,478)	-
Prepayment, deposits and other receivables	(213,857)	-

Net cash used in operating activities	(404,727)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	10
Proceeds from issuance of convertible notes	352,945	-

Net cash provided from financing activities	352,945	10

Effect of exchange rate changes on cash and cash equivalent	-	-

Net (decrease)/increase in cash and cash equivalents	(51,782)	10
Cash and cash equivalents, beginning of period	63,431	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,649	$10

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

1. ORGANIZATION AND BUSINESS BACKGROUND

Australian Formulated Corporation was incorporated on August 4, 2016 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in retail of baby formula and elderly formula to consumers and wholesalers.

Company name	Place/date of incorporation	Principal activities

1. AFC ANS Baby Holdings Limited	Seychelles / January 6, 2017	Investment Holding

2. Australian Formulated Limited	Hong Kong / November 2, 2016	Wholesale of baby formula and elderly formula

We are a development-stage company with a fiscal year end of January 31. At this moment, we operate exclusively through our wholly owned subsidiaries AFC ANS Baby Holdings Limited and Australian Formulated Limited, and share the same business plan of our subsidiaries which is the sale of baby formula and elderly formula.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Australian Formulated Corporation and its subsidiaries for the period from February 1, 2017 to October 31, 2017 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted January 31 as its fiscal year end.

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

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

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

Revenue from supplies of baby formula and elderly formula is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the nine months ended October 31, 2017.

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

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)
(UNAUDITED)

As stipulated in the license agreement on November 2, 2016, the monthly rent and storage is $5,161. The rent and storage that was expensed as incurred for the nine months ended October 31, 2017 was $46,451.

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

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended October 31, 2017	As of and for the periods ended January 31, 2017

Year-end / average HK$ : US$1 exchange rate	7.75	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

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

3. INVENTORIES

Our current inventory consists of baby formula and elderly formula. Baby formula is classified into three stages for different life stages. Stage 1 is Infant Formula. Stage 2 is Follow On Formula. Stage 3 is Growing Up Formula.

In October, 2017, we had a new elderly formula product line 50 Plus, which specifically caters to the needs of elderlies older than 50 years old.

Inventory balance as of October 31, 2017:

	Stage 1	Stage 2	Stage 3	50 Plus	Total
	$	$	$	$	$
Inventories held on hand	28,511	28,969	28,332	1,421	87,233
Inventories held on consignment	5,017	4,781	4,879	596	15,273
	33,528	33,750	33,211	2,017	102,506

The inventories held on hand and consignment as of October 31, 2017 was $87,233 and $15,273 respectively.

Inventory balance as of January 31, 2017:

	Stage 1	Stage 2	Stage 3	Total
	$	$	$	$
Inventories held on hand	4,340	9,807	9,758	23,905
Inventories held on consignment	1,659	1,582	1,554	4,795
	5,999	11,389	11,312	28,700

The inventories held on hand and consignment as of January 31, 2017 was $23,905 and $4,795 respectively.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

4. ACCRUED EXPENSES AND OTHER PAYABLES

	As of October 31, 2017	As of January 31, 2017
Accrued audit fees	$3,100	$4,500
Accrued other expenses	6,835	4,606
Accrued expenses and other payables	$9,935	$9,106

5. AMOUNT DUE TO A DIRECTOR

As of October 31, 2017, one of the directors of the Company advanced $1,097 to the Company, which is unsecured, interest-free and is payable upon demand, for working capital purpose. Imputed interest is considered insignificant.

6. AMOUNT DUE TO RELATED COMPANIES

	As of October 31, 2017	As of January 31, 2017
Party A- Professional Fee	$4,000	$-
Party B- Rent and Storage	4,778	5,161
Party C- Salary and Wages Expense	1,537	-
	$10,315	$5,161

Directors of related party A are the investment managers of Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP, one of the shareholders of the Company.

The Chief Executive Officer (CEO) of related party B and C is the CEO and the director of the Company.

7. RELATED PARTY TRANSACTIONS

	Nine months ended October 31, 2017	Nine months ended October 31, 2016
Purchase of Inventory:
- Related Party A	$32,470	$-
- Related Party B	91,000	-
	$123,470	$-

Rent and Storage:
- Related Party C	$46,451	$-

Professional Fee
-Related Party D	$4,000	$-

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

The Chief Executive Officer (CEO) of related party A, B and C is the CEO and the director of the Company.

Directors of related party D are the investment managers of Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP, one of the shareholders of the Company.

8. INCOME TAXES

For the nine months ended October 31, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine months ended October 31, 2017	Nine months ended October 31, 2016

Tax jurisdictions from:
- Local	$16,824	$-
- Foreign, representing
Seychelles	-	-
Hong Kong	105,591	-
Loss before income tax	$122,415	$-

The provision for income taxes consisted of the following:

	Nine months ended October 31, 2017	Nine months ended October 31, 2016
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2017, the operations in the United States of America incurred $25,637 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $8,973 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

Seychelles

Under the current laws of the Seychelles, AFC ANS Baby Holdings Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles. A company is subject to Seychelles income tax if it does business in Seychelles. A company that incorporated in Seychelles, but does not do business in Seychelles, is not subject to income tax there. AFC ANS Baby Holdings Limited did not do business in Seychelles from inception to October 31, 2017, and it does not intend to do business in Seychelles in the future.

Hong Kong

Australian Formulated Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the nine months ended October 31, 2017, Australian Formulated Limited suffered from an operating loss of $105,591 for income tax purposes which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $21 ,262 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2017 and January 31, 2017:

	As of October 31, 2017	As of January 31, 2017
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
-United States of America	$8,973	$3,085
-Hong Kong	21,262	3,840
	30,235	6,925
Less: valuation allowance	(30,235)	(6,925)
Deferred tax assets	-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $30,235 as of October 31, 2017. During the nine months ended October 31, 2017, the valuation allowance increased by $23,310, primarily relating to net operating loss carryforwards from the various tax regime.

9. CONVERTIBLE NOTES

For the nine months ended October 31, 2017, the Company received a total of $50,000 convertible promissory notes from accredited investors in Hong Kong, Malaysia and Australia. The conversion price of the convertible notes is $0.10 per share. In additional, the Company received a total of $302,945 of convertible promissory notes from accredited investors who resides in Hong Kong and Malaysia. The conversion price of the convertible notes is $0.20 per share. The Convertible Notes bear no interest with a maturity of two years.

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the nine months ended October 31, 2017, there were two customers who accounted for 10% or more of the Company’s revenues. The customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balance at period-end are presented as follows:

	Nine months ended October 31, 2017
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$1,831	20%	$-
Customer B	916	10%	-
	$2,747	30%	$-

For the three months ended October 31, 2017, there was one customer who accounted for 10% or more of the Company’s revenues. The customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balance at period-end are presented as follows:

	Three months ended October 31, 2017
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$525	14%	$-

(b) Major vendors

For the nine months ended October 31, 2017, there were two vendors who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at period-end.

	Nine months ended October 31, 2017
	Cost of Revenue	Percentage of Cost of Revenue	Accounts payable
Vendor A	$3,452	72%	$-
Vendor B	1,369	28%	-
	$4,821	100%	$-

For the three months ended October 31, 2017, there were two vendors who accounted for 10% or more of the Company’s cost of revenues with no accounts payable balance at period-end.

	Three months ended October 31, 2017
	Cost of Revenue	Percentage of Cost of Revenue	Accounts payable
Vendor A	$1,037	43%	$-
Vendor B	1,369	57%	-
	$2,406	100%	$-

AUSTRALIAN FORMULATED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

On November 2, 2016, the Company was granted a license from a related company in Hong Kong to use the office room, facilities and storage and delivery services for the operations of the Company. The license agreement will expire in December 2017, with an aggregate fixed monthly rent and storage of $5,161.

For nine months ended October 31, 2017, the total rent and storage was $46,451 respectively.

On November 30, 2017, the Company has renewed the license agreement. The license period of the renewed agreement commences from January 1, 2018 to December 31, 2018, with an aggregate fixed monthly rent and storage of $5,161.

As of October 31, 2017, the Company has future minimum rental and storage payment of $72,257 due in the next eighteen months.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2017 up through the date the Company presented these unaudited condensed financial statements.

On November 30, 2017, the Company has renewed the license agreement. The license period of the renewed agreement commences from January 1, 2018 to December 31, 2018, with an aggregate fixed monthly rent and storage of $5,161.

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

Company Overview

Australian Formulated Corporation was incorporated in the State of Nevada on August 4, 2016. We are a development-stage company. At this time we operate exclusively through our wholly owned subsidiary, AFC ANS Baby Holdings Limited and Australian Formulated Limited, and share the same business plan of our subsidiary which is the sale of baby formula and elderly formula.

Results of operations

For the Three months and Nine Months ended October 31, 2017

Revenues

For the three months and nine months ended October 31, 2017, the Company generated revenue in the amount of $3,821 and $9,006 respectively, which came from the sale of our baby formula and elderly formula.

Selling and Distribution Expenses

For the three months and nine months ended October 31, 2017, we had selling and distribution expenses in the amount of $8,175 and $22,049 respectively, which was primarily comprised of sales promotion of baby formula and elderly formula.

General and Administrative Expenses

For the three months and nine months ended October 31, 2017, we have had general and administrative expenses in the amount of $45,474 and $104,553 respectively, which was primarily comprised of rent and storage, salary and audit fee.

Net Loss

Our net loss for the three months and nine months ended October 31, 2017 was $52,233 and $122,415 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

Net cash used in operating activities was $404,727 for the nine months ended October 31, 2017. The cash used in operating activities were the result of our net loss attributable to marketing expenses, rent and storage, prepayment and purchase of inventory.

Cash Provided From Financing Activities

Net cash provided from financing activities was $352,945 for the nine months ended October 31, 2017.

For the nine months ended October 31, 2017, the Company issued 8 convertible promissory notes to 8 accredited investors in an aggregated principal amount of $352,945. The Convertible promissory notes bear no interest with a maturity of two years, due in 2019. The principal is payable in a lump sum at maturity. The conversion price of three notes are $0.10 per share, while the conversion price of remaining notes is $0.20 per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

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

Capital Expenditures

There are no capital expenditures for the nine months periods ended October 31, 2017.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Hong Kong to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2017.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended October 31, 2017, the Company issued 8 convertible promissory notes to 8 accredited investors in an aggregated principal amount of $352,945. The Convertible promissory notes bear no interest with a maturity of two years, due in 2019. The principal is payable in a lump sum at maturity. The conversion price of three notes are $0.10 per share, while the conversion price of remaining notes is $0.20 per share. The notes are convertible into shares of the Company’s common stock either 1) at the option of the holders, or 2) upon a Qualified Financing of the Company. The details are summarized as follows:

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

Australian Formulated Corporation
(Name of Registrant)

Date: December 13, 2017

	By:	/s/ Thomas Lashan
	Name:	Thomas Lashan
	Title:	CEO, President, Secretary, Treasurer, Director

Date: December 13, 2017

	By:	/s/ Vasilios Lykouras
	Name:	Vasilios Lykouras
	Title:	Director

